Form 10-Q
period 2026-06-30
Advasa Holdings, Inc.
filed 2026-08-12
CIK 2084227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43445

ADVASA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-3819559
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1-2-7 Moto-Akasaka

Minato-ku, Tokyo, 107-0051 Japan

(Address of principal executive offices) (Zip Code)

Phone: +81-3-6868-5538

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, 0.00001 par value per share	ADBT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 12, 2026, the registrant had 487,065,702 shares of common stock issued and outstanding.

2

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current expectations and views of future events, all of which are subject to risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements that relate strictly to present or historical fact included in this Quarterly Report, such as statements regarding our future financial performance, strategy, operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. You can find many (but not all) of these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and other similar expressions in this Quarterly Report. You must carefully consider any such statements and should understand that many factors could cause actual results to differ from our forward-looking statements. No forward-looking statement can be guaranteed, and actual future results may vary materially.

As a result of various known and unknown risks and uncertainties, our actual results or performance may differ materially from those expressed or implied by these forward-looking statements. These include, among other factors:

●	our ability to successfully maintain increases in our sales;

●	our ability to successfully execute our growth strategy;

●	our ability to expand in existing and new markets;

●	our projected growth;

●	macroeconomic conditions and other economic factors;

●	our ability to compete with many other Earned Wage Access (EWA) providers;

●	our reliance on vendors, suppliers and distributors;

●	minimum wage increases and mandated employee benefits that could cause a significant increase in our labor costs;

●	the failure of our automated equipment or information technology systems or the breach of our network security;

●	the loss of key members of our management team;

●	the impact of governmental laws and regulations;

●	volatility in the price of our common stock;

●	those other risk factors described in our reports filed with the Securities and Exchange Commission; and

●	the ability to maintain our listing on the Nasdaq Global Market.

We base our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may, and are likely to, differ materially from what is expressed, implied, or forecast by our forward-looking statements. Accordingly, potential investors should be careful about relying on any forward-looking statements. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Quarterly Report whether as a result of new information, future events, changes in assumptions, or otherwise.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

4

Advasa Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	March 31,
	2026	2026
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,506	$12,104
Accounts receivable, net	7,441	—
Prepaid expenses and other current assets	15,913	16,857
Total Current Assets	24,860	28,961
Non-current Assets:
Operating lease right-of-use assets, net	5	10
Intangible assets, net	7	7
Investments	142	145
Other assets	6	6
Total Assets	$25,020	$29,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$147	$173
Payable due to related party	554	566
Income tax payable	1,583	21
Current portion of operating lease liabilities	5	10
Current portion of long-term debt	171	175
Convertible bonds	—	6,285
Other current liabilities	91	2,916
Total Current Liabilities	2,551	10,146
Non-current Liabilities:
Non-current portion of operating lease liabilities	—	—
Non-current portion of long-term debt	414	466
Total Liabilities	2,965	10,612
Equity:
Preferred stock, $0.00001 par value – 500,000,000 shares authorized as of June 30, 2026 and March 31, 2026; No shares issued or outstanding as of June 30, 2026 and March 31, 2026.	—	—
Common stock, $0.00001 par value – 5,000,000,000 shares authorized as of June 30, 2026 and March 31, 2026; 487,065,702 shares issued and outstanding as of June 30, 2026 and March 31, 2026*	5	5
Additional paid-in capital	31,729	31,729
Accumulated deficit	(8,830)	(12,360)
Accumulated other comprehensive loss	(1,247)	(1,135)
Total Stockholders’ Equity	21,657	18,239
Noncontrolling interests	398	278
Total Equity	22,055	18,517
Total Liabilities & Equity	$25,020	$29,129

The accompanying notes are an integral part of the consolidated financial statements.

*	The number of shares issued and outstanding presented above is adjusted retrospectively to reflect the ten-for-one forward stock split effected on December 4, 2025.

Advasa Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2026	2025
Revenue	$6,899	$5,597
Cost of revenue	1,228	3
Gross profit	5,671	5,594
Operating expenses:
Selling, General and Administrative Expenses	393	372
Total operating expenses	393	372
Profit from operations	5,278	5,222
Other expense, net	(2)	—
Interest expense	(14)	(39)
Profit before income taxes	5,262	5,183
Income tax expense	1,608	1,587
Net income	3,654	3,596
Less: Net income attributable to noncontrolling interests	(124)	(122)
Net income attributable to stockholders	$3,530	$3,474
Net income per share attributable to common stockholders, basic and diluted	$0.0072	$0.0072
Weighted-average number of common stocks outstanding used to compute net income per share, basic and diluted*	487,065,702	485,469,380

The accompanying notes are an integral part of the consolidated financial statements.

*	Giving retroactive effect to the ten-for-one forward stock split effected on December 4, 2025.

Advasa Holdings, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands, except share data)

	Three Months Ended June 30,
	2026	2025
Net income	$3,654	$3,596
Other comprehensive (loss) income:
Currency translation adjustments	(116)	56
Total other comprehensive (loss) income	(116)	56
Comprehensive income	3,538	3,652
Less: Comprehensive income attributable to noncontrolling interest	(120)	(124)
Comprehensive income attributable to stockholders	$3,418	$3,528

The accompanying notes are an integral part of the consolidated financial statements.

Advasa Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stock Class		Additional		Accumulated other comprehensive	Total
	Common Stocks		Paid-In	Accumulated	income	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	deficit	(loss)	Equity	Interest	Equity
Balance, March 31, 2025	485,469,380	$5	$15,766	$(13,282)	$(994)	$1,495	$251	$1,746
Other comprehensive income, net of tax	—	—	—	—	54	54	2	56
Net income	—	—	—	3,474	—	3,474	122	3,596
Balance, June 30, 2025	485,469,380	5	15,766	(9,808)	(940)	5,023	375	5,398

	Stock Class		Additional		Accumulated other comprehensive	Total
	Common Stocks		Paid-In	Accumulated	income	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	deficit	(loss)	Equity	Interest	Equity
Balance, March 31, 2026	487,065,702	$5	$31,729	$(12,360)	$(1,135)	$18,239	$278	$18,517
Other comprehensive loss, net of tax	—	—	—	—	(112)	(112)	(4)	(116)
Net income	—	—	—	3,530	—	3,530	124	3,654
Balance, June 30, 2026	487,065,702	$5	$31,729	$(8,830)	$(1,247)	$21,657	$398	$22,055

The accompanying notes are an integral part of the consolidated financial statements.

The number of shares issued and outstanding presented above is adjusted retrospectively to reflect the ten-for-one forward stock split effected on December 4, 2025.

Advasa Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$3,654	$3,596
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Noncash lease expenses	5	5
Changes in operating assets and liabilities:
Accounts receivable	(7,586)	(4,872)
Prepaid expenses and other current assets	840	(263)
Income tax payable	1,592	1,282
Accounts payable and accrued expenses	(23)	(574)
Payable due to related party	—	—
Operating lease liabilities	(5)	(5)
Other current liabilities	(2,453)	(914)
Net cash used in operating activities	(3,976)	(1,745)
Cash flows from financing activities
Repayments of debt	(44)	(48)
Payment for deferred offering costs	(250)	—
Repayment of convertible bonds	(6,269)	—
Net cash used in financing activities	(6,563)	(48)
Effect of exchange rate change on cash and cash equivalents	(59)	212
Net change in cash and cash equivalents	(10,598)	(1,581)
Cash and cash equivalents at beginning of period	12,104	5,178
Cash and cash equivalents at end of period	$1,506	$3,597

Supplemental disclosures of cash flow information:
Cash paid for interest	$13	$39
Cash paid for income taxes	$21	$305

The accompanying notes are an integral part of the consolidated financial statements.

Advasa Holdings, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Organization, Nature of Business

Advasa Holdings, Inc. (the “Company”) was incorporated on February 4, 2025 in Delaware to act as the holding company of Advasa, Co., Ltd. (“Advasa Japan”), which was incorporated in Tokyo, Japan on April 12, 2017 and specialized in Earned Wage Access (“EWA”) and employee benefits payment services. Advasa Japan operates the proprietary service “FUKUPE”, a welfare payment platform that allows employees to instantly access their earned wages before the standard payday.

At incorporation, the Company issued 50 shares of common stock with par value of $0.00001. On August 29, 2025, as part of its reorganization, the Company entered into a share exchange agreement with Advasa Japan and Advasa Japan’s shareholders to acquire 96.6% ownership interest in Advasa Japan. The Company acquired 5,000 shares of Advasa Japan’s ordinary shares from its shareholders in exchange for the Company’s 410,469,380 shares of common stock.

3.4% of Advasa Japan’s preferred shareholder did not participate in the share exchange and retained their equity interest of Advasa Japan. These interests are reflected as a noncontrolling interest at historical book value.

The reorganization involves entities under common control. Under the guidance in ASC 805-50, for transactions between entities under common control, the assets, liabilities, and results of operations are recognized at their carrying amounts on the date of the restructuring, which required retrospective combination of the Company and Advasa Japan. The Company’s consolidated financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods presented rather than from the incorporation. This includes a retrospective presentation for all equity related disclosures, which were under common control throughout the relevant periods as a single economic enterprise although legal parent-subsidiary relationship were not established.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited interim consolidated financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements. The interim disclosures generally do not repeat those in the annual statements.

The unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, shareholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending March 31, 2027 or any other future interim periods.

As an emerging growth company, the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to delay adoption of certain new or revised accounting standards. As a result, the Company’s unaudited financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

On November 20, 2025, the Company’s Board of Directors approved a sub-division of the Company’s issued and outstanding common stock at a ratio of ten-for-one, which became effective on December 4, 2025. The Company believes it is appropriate to reflect the above transactions on a retroactive basis in accordance with ASC 260. All references made to share or per share amounts herein have been retroactively adjusted to reflect the ten-for-one forward stock split.

Basis of Consolidation

The Company consolidates an entity in which it has a controlling financial interest: Advasa, Co., Ltd. Intercompany balances and transactions have been eliminated in consolidation.

For purposes of clarity and ease of presentation, all dollar amounts in these consolidated financial statements have been rounded to the nearest thousand dollars. However, the underlying data used in the calculations is not rounded, and the totals presented may differ by a small amount due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenue and expense during the reporting period. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future and include, but are not limited to, useful lives of intangible assets, impairment of long-lived assets, the carrying value of operating lease right-of-use assets, allowance for credit loss on accounts receivable, and valuation allowance against net deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented in the consolidated financial statements. To determine the appropriate amount of revenue to be recognized in accordance with ASC 606, the Company follows a five-step model as follows:

1 – Identification of the contract with a customer

2 – Identification of the performance obligation in the contract

3 – Determination of the transaction price

4 – Allocation of the transaction price to the performance obligation in the contract

5 – Recognition of revenue when, or as, a performance obligation is satisfied

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The transaction price is generally fixed. None of the Company’s contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to government entities.

Earned Wage Access (“EWA”) services

The Company provides EWA services to its corporate customers where EWA enables employees of participating employers to access earned but unpaid wages prior to their scheduled pay date. The Company delivers its EWA solution hosted on the Company’s system. Customers do not obtain possession of the Company’s software or the right to run the software on their own infrastructure. Instead, customers access the platform solely through a user interface or through API connections that facilitate data transfer and automate payroll-related workflows. The API connectivity supports the delivery of the hosted service but does not grant the customer a license to the Company’s intellectual property.

Revenue from EWA services is derived primarily from fixed, per-transaction fee (i.e., usage-based withdrawal fees) paid by employees who choose to access their wages early. These fees are collected at the time of disbursement and are recognized as revenue when service is provided, which coincides with the point in time when the employee receives the wage advance. (i.e., when payment to the employee is completed).

Subscription services

The Company generates revenue from subscription services through contracts that provide customers with time-based rights to access the Company’s hosted software platform over contractual terms. These arrangements provide continuous access to the Company’s platform and typically include when-and-if available updates and enhancements. Because the software license is not distinct from these ongoing updates and support, the Company accounts for them together as a single performance obligation.

The nature of this performance obligation is to provide continuous access to the Company’s hosted platform over the contract term. Accordingly, the Company recognizes subscription services revenue over time in accordance with ASC 606, as the customer simultaneously receives and consumes the benefits of the Company’s performance as the Company provides access to the hosted platform and related updates. The Company uses a time-elapsed (straight-line) measure of progress over the contract term because the Company’s performance obligation is to stand ready to provide access evenly throughout the term and the customer benefits from access to the hosted platform and related updates on a substantially ratable basis.

The Company does not grant customers a right to take possession of its software or to host the software independently. As a result, the Company’s arrangements are accounted for as hosted service arrangements rather than software licenses. The Company’s performance obligation is satisfied over time as customers simultaneously receive and consume the benefits of access to the hosted platform.

Software maintenance services

The Company provides maintenance and support services primarily related to software products that were delivered to customers in prior periods under separate arrangements. These services are designed to support the continued operation of the customer’s installed software and may include technical support, issue resolution, and when-and-if available updates and enhancements.

The Company’s promise in these arrangements is to stand ready to provide ongoing support and to maintain the usability of the customer’s installed software over the contract term. These services are not separately identifiable from one another and are therefore accounted for as a single performance obligation.

The Company satisfies this performance obligation over time, as customers simultaneously receive and consume the benefits of the support services as they are provided. Accordingly, revenue from maintenance and support services is recognized on a straight-line basis over the contractual service period, which reflects the Company’s obligation to stand ready to provide support evenly throughout the term.

Sometimes software maintenance revenue includes a one-time maintenance order related to a software update. Although the arrangement involved a specific update, it required the Company to provide related maintenance activities over a defined period. As a result, the revenue associated with such order is recognized over the applicable service period in a manner consistent with our stand-ready performance obligation under ASC 606.

From time to time, the Company engages subcontractors for performing services. The Company assesses and records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified vendors, (ii) has the discretion to select the vendors and establish their price and duties, and (iii) bears the risk for services that are not fully paid for by its customers.

Segment Information

The Company currently operates business as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”), who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s CODM evaluates financial information as a whole for the purpose of assessing financial performance and making operating decisions.

Concentration of Customers and Vendors

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company monitors and manages the overall exposure of its cash balances to individual financial institutions on an ongoing basis. The Company continuously evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. The Company incurred no losses from such accounts and management considers the risk of loss to be minimal.

For the three months ended June 30, 2026 and 2025, there was one customer and there were two customers, respectively, who accounted for more than 10% of the Company’s total revenue in respective periods. As of June 30, 2026, there was one customer that accounted for more than 10% of the Company’s total accounts receivable. The Company had no accounts receivable outstanding as of March 31, 2026.

For the three months ended June 30, 2026 and 2025, there were three suppliers and two suppliers, respectively, who accounted for more than 10% of the Company’s total purchases in the respective periods. As of June 30, 2026 and March 31, 2026, there were two suppliers and there was one supplier, respectively, who accounted for more than 10% of the Company’s total accounts payable in the respective period.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an initial maturity date of three months or less to be cash equivalents.

Accounts Receivable, Net

Accounts receivable primarily consist of the amounts billed and currently due from customers, net of an allowance for credit losses, if recorded. When the Company has an unconditional right to payment, subject only to the passage of time, the right is treated as receivable. The Company’s accounts receivable balances are unsecured, bearing no interest. Fees billed in advance of the related contractual term represent contract liabilities and are presented as deferred revenue.

At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist.

The allowance estimate is derived from a review of the Company’s historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customers’ composition have remained constant. The Company did not record the allowance for credit loss as of June 30, 2026 and March 31, 2026.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery. The Company did not have any write-offs of receivable during the three months ended June 30, 2026 and the fiscal years ended March 31, 2026.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is likely to be successfully completed, until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the Consolidated Statements of Operations in the period of determination.

Intangible Assets, Net

Intangible assets consist of trademark and internally developed software and are stated at cost, less accumulated amortization. Amortization costs are recorded using the straight-line method over the estimated useful life of ten years for trademark and five years for software.

Impairment or Disposal of Long-Lived Assets

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable when compared to the Company’s undiscounted cash flows, and the impairment loss is measured based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Leases

Leases are comprised of operating leases for office space. In accordance with FASB ASC Topic 842, Leases, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (ROU), current portion of operating lease liabilities, and non-current operating lease liabilities in the Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

For leases with terms greater than 12 months, the Company records a right-of-use asset and a lease liability representing the present value of future lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, or the Company’s collateralized incremental borrowing rate. The implicit rate within the Company’s leases is generally not determinable and, therefore, the incremental borrowing rate at lease commencement is utilized to determine the present value of lease payments. The Company estimates its incremental borrowing rate based on third-party lender quotes to obtain secured debt in a like currency for a similar asset over a timeframe similar to the term of the lease. For those contracts that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), the Company generally includes both the lease costs and non-lease costs in the measurement of the lease asset and liability.

The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all asset classes. Lease expenses for the Company’s operating leases are recognized on a straight-line basis over the lease term except for variable lease costs, which are expensed as incurred.

Fair Value Measurements

The Company reports financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC Topic 820 Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The U.S. GAAP established a hierarchy framework to classify the fair value based on the observability of significant inputs to the measurement.

The levels of the fair value hierarchy are as follows:

Level 1: Quoted price in an active market for identical assets or liabilities.

Level 2: Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3: Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, payable due to related party and other current liabilities approximate fair values due to the short-term nature of these instruments.

Debt Issuance Costs

Direct costs incurred in connection with financing such as legal fees are classified as debt issuance costs. The Company capitalized these costs and reported the amounts as a direct deduction from the carrying amount of the financial statement line item for which those costs relate. The capitalized debt issuance costs are amortized over the life of the underlying debt obligation utilizing the straight-line method.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the three months ended June 30, 2026 and 2025, the advertising and marketing costs was $233 and nil, respectively.

Net Income per Share

Basic net income per common stock is calculated by dividing the net income by the weighted-average number of common stocks outstanding during the period, without consideration for potentially dilutive securities. Diluted net income per common stock is computed by dividing the net income by the weighted-average number of common stocks and potentially dilutive securities outstanding for the period determined using the treasury stock method.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (“FASB”) which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses issues across a wide variety of Topics, making amendments that clarify guidance, correct errors, or make minor improvements to the Codification. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies the interim disclosure requirements and the applicability of Topic 270. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (ASC 815) and Revenue from Contracts with Customers (ASC 606): Scope Refinements and Share-Based Noncash Consideration. This ASU clarifies the scope of derivative accounting for certain contracts and the accounting for share-based noncash consideration received from customers. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires entities to disclose specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. It also requires entities to disclose certain information about income taxes paid and other disclosures related to income and income tax expense from continuing operations. The standard is effective for fiscal years beginning after December 15, 2024 for public business entities and for fiscal years beginning after December 15, 2025 for all other entities. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

3. Prepaid expenses and other current assets

As of June 30, 2026 and March 31, 2026, prepaid expenses and other current assets consisted of the following:

	June 30,	March 31,
	2026	2026
Advance payments	$8,456	$8,643
Deferred offering costs	1,311	1,089
Deposits	192	196
Prepaid expenses	5,728	6,847
Other	226	82
Total prepaid expenses and other current assets	$15,913	$16,857

4. Intangible assets, Net

As of June 30, 2026 and March 31, 2026, intangible assets, net consisted of the following:

	June 30,	March 31,
	2026	2026
Trademark	$17	$18
Software	127	130
Total intangible assets	144	148
Less: Accumulated amortization	(141)	(144)
Other	4	3
Total intangible assets, net	$7	$7

5. Leases

The Company has an operating lease for its office space. As of June 30, 2026 and March 31, 2026, the following amounts were recorded in the Consolidated Balance Sheets relating to the Company’s operating lease.

	June 30,	March 31,
	2026	2026
Right-of-Use Assets
Operating lease assets	$5	$10
Lease Liabilities
Operating lease liabilities - Current	$5	$10
Operating lease liabilities - Non-current	$—	$—

The following table summarizes the contractual maturities of operating lease liabilities as of June 30, 2026:

Fiscal year ending March 31,
2027 (remaining)	$5
Total lease payments	5
Less amounts representing interest	-
Present value of lease payments	5
Less: current portion	(5)
Non-current lease liabilities	$—

The following table illustrates information for the Company’s operating lease as of and for the three months ended June 30, 2026 and the fiscal year ended March 31, 2026:

	June 30,	March 31,
	2026	2026
Total operating lease cost	$5	$20
Cash paid for amounts included in the measurement of the operating lease liability	$5	$20
Weighted average remaining lease term (years)	0.3	0.5
Weighted average discount rate	1.72%	1.72%

The Company did not have significant sublease income or variable lease cost for the three months ended June 30, 2026 and the fiscal years ended March 31, 2026.

6. Commitments and Contingencies

Guarantees and Commitments

There were no commitments under certain purchase or guarantee arrangements as of June 30, 2026 and March 31, 2026.

Legal Matters

From time to time, in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of and for the three months ended June 30, 2026 and the fiscal years ended March 31, 2026.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties. To date, the Company has not paid any material claims or been required to defend any material actions related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

7. Borrowings

The following tables summarize the Company’s borrowings as of June 30, 2026 and March 31, 2026.

	June 30, 2026
	Interest rate		Maturity	Outstanding Balance
Lender 1	2.00%	Fixed rate	November 29, 2030	$121
Lender 1	2.00%	Fixed rate	November 29, 2030	121
Lender 2	1.26%	Fixed rate	February 28, 2029	103
Lender 3	1.90%	Fixed rate	November 25, 2030	60
Lender 3	1.90%	Fixed rate	November 25, 2030	180
Total outstanding principal balance				585
Less: Current portion				(171)
Long-term portion				$414

	March 31, 2026
	Interest rate		Maturity	Outstanding Balance
Lender 1	2.00%	Fixed rate	November 29, 2030	$130
Lender 1	2.00%	Fixed rate	November 29, 2030	130
Lender 2	1.26%	Fixed rate	February 28, 2029	121
Lender 3	1.90%	Fixed rate	November 25, 2030	65
Lender 3	1.90%	Fixed rate	November 25, 2030	195
Total outstanding principal balance				641
Less: Current portion				(175)
Long-term portion				$466

The following table summarizes the contractual obligations relating to the Company’s borrowings as of June 30, 2026.

Fiscal year ending March 31,
2027 (remaining)	$128
2028	166
2029	110
2030	110
2031	71
Thereafter	0
Total	$585

8. Convertible Bonds

On March 14, 2022, Advasa Japan, the Company’s subsidiary, issued JPY1,000,000, approximately $8,475, aggregate principal amount of convertible bonds denominated in Japanese yen at par with a third-party investor for working capital purposes. The convertible bonds were unsecured, bore interest of 1.0% per annum and were scheduled to mature on March 31, 2027. The bonds were convertible into Series B preferred shares of Advasa Japan from April 1, 2022 through March 31, 2027 at a conversion price of JPY9,804, approximately $83, per share. If fully converted, convertible bonds would have resulted in the issuance of approximately 102 new shares of Advasa Japan.

On November 16, 2022, Advasa Japan issued JPY1,000,000, approximately $7,164, aggregate principal amount of convertible bonds denominated in Japanese yen at par with a third-party investor for working capital purposes. The convertible bonds were unsecured, bore interest of 1.0% per annum and were scheduled to mature on March 31, 2027. The bonds were convertible into Series B preferred shares of Advasa Japan from December 1, 2022 through November 30, 2027 at a conversion price of JPY38,828, approximately $278, per share. If fully converted, convertible bonds would have resulted in the issuance of approximately 25 new shares of Advasa Japan.

In the fiscal year ended March 31, 2026, Advasa Japan fully repaid the outstanding principal and accrued interest of the convertible bonds issued on March 14, 2022. During the three months ended June 30, 2026, Advasa Japan fully repaid the outstanding principal and accrued interest on the convertible bonds issued on November 16, 2022. Accordingly, no amounts related to these convertible bonds remained outstanding as of June 30, 2026.

The conversion feature represents an equity instrument in Advasa Japan, and any potential dilution affects only the subsidiary’s capital structure, not that of the Company.

9. Net Income per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2026	2025
Basic and Diluted Net Income (Loss) Per Common Share:
Net income (loss) attributable	$3,530	$3,474
Weighted average common shares outstanding – basic and diluted	487,065,702	485,469,380
Net income (loss) per common share – basic and diluted	$0.0072	$0.0072

On March 14, 2022 and November 16, 2022, Advasa Japan, the Company’s subsidiary, issued convertible bonds. Because the bonds were convertible into the subsidiary’s equity, and not into the parent’s common stock, and the subsidiary’s preferred shares do not participate in the earnings of the parent, these instruments are not considered potentially dilutive in the computation of diluted earnings per share at the consolidated level under ASC 260. Accordingly, no adjustments to net income (loss) attributable to common stockholders or weighted-average shares outstanding were made for earnings per share purposes.

10. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2026 was approximately 30.6%, which was generally consistent with the effective tax rate for the fiscal year ended March 31, 2026. This rate represents the Company’s best estimate of the annual effective tax rate for the full fiscal year.

The Company’s operations are located in Japan, where the combined national and local statutory corporate tax rate is approximately 30.62%. For the interim periods presented, there were no significant permanent differences or discrete items that materially impacted the effective tax rate.

11. Stockholders’ Equity

Preferred Stock

As of June 30, 2026, the Company has authorized 500,000,000 shares of preferred stock with rights and preferences, including voting rights, to be designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of June 30, 2026.

Common Stock

As of June 30, 2026, the Company has authorized 5,000,000,000 shares of common stock. Each holder of common stock shall be entitled to one vote for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the stockholders’ meeting or the Board of Directors. The total common stock issued and outstanding as of June 30, 2026 was 487,065,702 shares.

12. Revenue

Disaggregation of Revenue

The tables below reflect revenue by major source and timing of transfer of goods and services for the three months ended June 30, 2026 and 2025. The Company had no revenue derived from geographical regions outside of Japan during the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025
Earned Wage Access services	$3	$3
Subscription services	—	1,164
Software maintenance	6,896	4,430
Total	$6,899	$5,597

	Three Months Ended June 30,
	2026	2025
Timing of transfer of goods and services
Point in time	$3	$3
Over time	6,896	5,594
Total	$6,899	$5,597

13. Cost of Revenue

Disaggregation of Cost of revenue

The table below reflects cost of revenue by major source for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025
Earned Wage Access services	$3	$3
Software maintenance	1,225	—
Total	$1,228	$3

14. Segment Information

The Company operates as a single operating and reportable segment. The CODM is its Chief Executive Officer (“CEO”). The CODM reviews financial performance and allocates resources based on the Company’s consolidated financial information. The CODM uses net income as the measure of segment profit or loss to assess operating performance, monitor actual results compared with budgeted results and make decisions regarding the allocation of personnel and financial resources.

Revenue is derived primarily from three sources:

1.	Earned Wage Access services
2.	Subscription services
3.	Software maintenance

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statement of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets.

The CODM uses net income to evaluate income generated from segment assets (i.e., return on assets) in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends, if any. Net income is used to monitor budget versus actual results.

Because the Company has one reportable segment and the reported segment amounts are the same as the corresponding consolidated amounts, no reconciliation of segment revenue, segment net income or segment assets to the consolidated financial statements is necessary.

15. Related Party

The related parties that had material balances and transactions as of June 30, 2026 and March 31, 2026 and for the three months ended June 30, 2026 and 2025 consist of the following:

Name of Related Party	Nature of Relationship at June 30, 2026
LBH Inc.	A company controlled by Asamitsu Kosugi, the principal shareholder of the Company
Asamitsu Kosugi	The principal shareholder of the Company

The Company had the following related party balance as of June 30, 2026 and March 31, 2026:

		June 30,	March 31,
	Nature of transactions	2026	2026
Advance payments:
LBH Inc	For working capital	$—	$—
Amount due to related party:
Asamitsu Kosugi	For working capital	$554	$566

The advance payments by the Company to LBH Inc. represent non-interest bearing, on-demand advance to support operating activities, and LBH Inc. settled the outstanding balance due to the Company in full on January 31, 2026. There is no balance of advance payments as of the reporting date.

16. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date through August 12, 2026, the date the financial statements were available for issuance. Management has determined that no significant events or transactions have occurred subsequent to the balance sheet date that require both recognition and disclosure in the financial statements.

ADVASA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”) as of and for the three months ended June 30, 2026 and 2025. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in this Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Advasa,” “we,” “us,” “our,” and the “Company” refer to Advasa Holdings, Inc., a Delaware corporation, and its subsidiaries unless expressly indicated or the context otherwise requires. “Advasa (Japan)” refers to Advasa Co., Ltd., a Japanese corporation and a 96.6% owned subsidiary of Advasa Holdings, Inc.

Overview

Advasa Holdings, Inc., a Delaware corporation, was formed on February 4, 2025 for the purpose of being a holding company for Advasa Co., Ltd., a Japanese corporation (“Advasa (Japan)”), with its headquarters in Tokyo, Japan.

We are a financial technology and services company focused on improving the way employees access and manage their income. Our core product, the “FUKUPE” platform, is a patented Earned Wage Access (EWA) solution that allows employees to access their earned wages in real time, rather than waiting for a traditional payday. This service provides workers with greater financial flexibility, while integrating seamlessly with employers’ existing HR and payroll systems. Importantly, our solution requires no operational burden or funding obligation on the part of the employer.

FUKUPE is available through digital channels including mobile wallets, prepaid cards, and direct bank transfers, thanks to partnerships with financial institutions and global payment networks. The platform is supported by a portfolio of nine issued patents in key markets including the United States, Japan, and South Korea, with patent filings in 16 additional jurisdictions. Our intellectual property strategy allows us to commercialize our technology through both direct services and licensing, while also pursuing enforcement actions when necessary.

Our platform is currently live in Japan, and we are preparing market launches in Indonesia and the United Arab Emirates. Our expansion strategy is focused on tailoring business models to local regulations and customer needs.

We believe that the addressable market for EWA and adjacent financial services is substantial. Reports from industry analysts and global research firms indicate rapid growth in the EWA sector, driven by demand from both employees and employers seeking more flexible payroll solutions. In parallel, over 1.7 billion people globally lack access to basic financial services, presenting a long-term opportunity for inclusive, digitally enabled financial platforms like ours.

We operate in a competitive environment that includes traditional banks, digital lenders, payroll service providers, and other EWA platforms. However, we believe we are differentiated by our proprietary technology, our adaptable business model, and our focus on building localized, compliant solutions in key international markets. Our partnerships with financial institutions, card issuers, and fintech providers further strengthen our position and enable efficient delivery of services.

For the three months ended June 30, 2026 and 2025, we generated revenues of $6,899,000 and $5,597,000, respectively, we reported net income of $3,654,000 and $3,596,000, respectively, and cash flow used in operating activities of $3,976,000 and $1,745,000, respectively. As of June 30, 2026, we had an accumulated deficit of $8,830,000 and working capital of $22,309,000.

Key Performance Indicators

Revenue

Our revenue is derived from the provision of EWA and the provision of subscription services and software maintenance services.

Our subscription arrangements provide customers with continuous access to a hosted software platform that we operate. Customers do not receive a copy of our software and do not have the contractual right to download, install, or otherwise take possession of the software, or to deploy the software on their own hardware or through an unrelated third-party hosting provider. Although the underlying software has standalone functionality, our promise to customers is not the delivery of a software license at a point in time, but rather ongoing access to our hosted platform throughout the subscription term. Our contracts include ongoing updates, enhancements, maintenance, and technical support that are integral to maintaining the functionality, security, and regulatory compliance of the platform. These activities are not separately identifiable from the hosted access and together represent a single performance obligation. Accordingly, revenue from these subscription arrangements is recognized over time on a straight-line basis over the contractual term, as customers simultaneously receive and consume the benefits of access to the hosted platform.

Cost of revenue

Our cost of revenue is primarily comprised of the costs paid to its vendors.

Selling, general and administrative expenses

Selling, general and administrative expenses are primarily composed of personnel costs for general corporate functions and its vendors.

Other income (expenses), net

From time to time, we have non-recurring gains and losses which are reflected through other income (expense), net.

Interest expenses

Interest expenses consist of interest expenses arising from borrowing.

Operating Metrics

In managing our business and evaluating our operating performance, our management relies on certain key performance indicators (“KPIs”). We believe these metrics provide investors with meaningful insight into the primary drivers of our revenue growth, as our revenue is influenced by both the scale of our user base and the number and nature of our subscription services. While management monitors the nature of our subscription services, as of the periods presented we have only one type of subscription services, and therefore this metric does not vary across periods or drive period-to-period changes in our financial condition or results of operations.

We monitor the average number of users to assess customer adoption, platform engagement, and our overall market penetration. This metric helps us forecast revenue and identify usage trends.

Average number of users

The average number of users represents the arithmetic mean of the number of registered users at the end of each month during the reporting period. For each month, we determine the number of users registered in our platform as of the last day of that month (“month-end users”). The average number of users for the period is calculated using these monthly month-end user counts.

The number of users represents the source of transaction revenue for our EWA services. While an increase in the number of users generally supports revenue growth, revenue is also significantly influenced by user activity levels, including the number of transactions per user.

Number of clients

Number of clients represent the total number of distinct contractual counterparties that have an active agreement with us for our services as of the end of the applicable period. This metric includes clients utilizing our EWA services, system OEM clients, and system maintenance clients.

Results of Operations

Three Months Ended June 30, 2026 Compared to June 30, 2025

The following table presents selected comparative results of operations from our unaudited consolidated financial statements for the three months ended June 30, 2026, compared to June 30, 2025. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding. The data should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

(amounts in thousands, except share and per share data)	Three Months Ended June 30,		Variance
	2026	2025	Dollars	Percentage
Revenue
Earned Wage Access services	$3	$3	$—	$0.0%
Subscription services	—	1,164	(1,164)	(100.0)%
Software maintenance	6,896	4,430	2,466	55.7%
Total Revenue	6,899	5,597	1,302	23.3%
Cost of revenue	1,228	3	1,225	NM
Gross Profit	5,671	5,594	77	1.4%
Operating expenses:
Selling, General and Administrative Expenses	393	372	21	5.6%
Total operating expenses	393	372	21	5.6%
Income from operations	5,278	5,222	56	1.1%
Other expense, net	(2)	—	(2)	NM
Interest expenses	(14)	(39)	25	(64.1)%
Income before income taxes	5,262	5,183	79	1.5%
Income tax expenses	1,608	1,587	21	1.3%
Net Income	$3,654	$3,596	$58	$1.6%

Key Operating Metrics

	Three Months Ended June 30,		Variance
	2026	2025	Amount	Percentage
Average number of users	11,284	9,782	1,502	15.4%
Number of clients	12	12	—	0.0%

	Three Months Ended June 30,
	2026	2025
	(as a percentage of sales)
Revenue	100.0%	100.0%
Cost of revenue	17.8%	0.1%
Gross Profit	82.2%	99.9%
Operating expenses:
Selling, General and Administrative Expenses	5.7%	6.6%
Total operating expenses	5.7%	6.6%
Income from operations	76.5%	93.3%
Other expenses, net	(0.0)%	—
Interest expenses	(0.2)%	(0.7)%
Income before income taxes	76.3%	92.6%
Provision for income taxes	23.3%	28.4%
Net Income	53.0%	64.2%

Revenue

Revenue for the three months ended June 30, 2026 was $6,899,000 compared to $5,597,000 for the three months ended June 30, 2025, representing an increase of $1,302,000, or 23.3%.

●	EWA services: For the three months ended June 30, 2026, revenue from EWA services remained at the same level compared to the three months ended June 30, 2025. The increase in the average number of users during the three months ended June 30, 2026 was offset by a decrease in the average number of transactions per user.

●	Subscription services: For the three months ended June 30, 2026, revenue from subscription services decreased by $1,164,000, or 100.0%, compared to the three months ended June 30, 2025 as the subscription agreement in effect during the prior-year period was not renewed during the current period.

●	Software maintenance: For the three months ended June 30, 2026, revenue from software maintenance increased by $2,466,000, or 55.7%, compared to the three months ended June 30, 2025 primarily due to larger maintenance orders received during the current period.

Cost of revenue

Cost of revenue for the three months ended June 30, 2026 was $1,228,000 compared to $3,000 for the three months ended June 30, 2025, representing an increase of $1,225,000. The increase was primarily attributable to higher direct costs associated with the increase in software maintenance revenue during the three months ended June 30, 2026.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses for the three months ended June 30, 2026 was $393,000 compared to $372,000 for the three months ended June 30, 2025, representing an increase of $21,000, or 5.6%. The increase primarily reflected $233,000 of advertising and marketing expenses incurred during the three months ended June 30, 2026, compared to nil in the prior-year period, partially offset by decreases in outsourcing expenses and professional fees.

Other Expense, net

Other expense for the three months ended June 30, 2026 was $2,000 compared to nil for the three months ended June 30, 2025. Other expense, net, remained relatively insignificant in both periods, as we did not incur any material non-recurring income or losses.

Interest Expense

Interest expenses for three months ended June 30, 2026 was $14,000 compared to $39,000 for the three months ended June 30, 2025, representing a decrease of $25,000, or 64.1%. The decrease was primarily due to lower average outstanding borrowings during the three months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026 and March 31, 2026, we had cash of $1,506,000 and $12,104,000, respectively. Liquidity is a measure of our ability to meet potential cash requirements. We generally funded our operations with cash flow from operations, and, when needed, borrowing from financial institutions. Our principal use of liquidity has been to fund our daily operations and working capital. We expect that our cash and cash equivalents will be sufficient to fund our operating expenses and cash obligations for the next 12 months, although our ability to continue as a going concern depends upon our ability to attract and retain revenue generating customers, acquire new customer contracts, and secure additional financing.

Summary of Cash Flows

Three Months Ended June 30, 2026 Compared To Three Months Ended June 30, 2025

The following table summarizes our cash flows for the periods presented:

(amounts in thousands)	Three Months Ended June 30,
	2026	2025
Statement of Cash Flow Data:
Net cash used in operating activities	$(3,976)	$(1,745)
Net cash used in financing activities	(6,563)	(48)

Cash Flows Used in Operating Activities

For the three months ended June 30, 2026, net cash used in operating activities was $3,976,000, primarily resulting from an increase in accounts receivable and a decrease in other current liabilities, partially offset by our net income, an increase in income tax payable and a decrease in prepaid expenses and other current assets during the period.

For the three months ended June 30, 2025, net cash used in operating activities was $1,745,000, primarily resulting from an increase in accounts receivable, partially offset by our net income and an increase in income tax payable.

Cash Flows Used in Financing Activity

For the three months ended June 30, 2026, net cash used in financing activities was $6,563,000 primarily due to the repayment of the convertible bonds, repayment of long-term borrowings and payment of deferred offering costs.

For the three months ended June 30, 2025, net cash used in financing activity was $48,000 as a result of repayment of long-term borrowings.

Contractual Obligations

The following table presents our commitments and contractual obligations as of June 30, 2026, as well as our long-term obligations:

	As of June 30, 2026
(amounts in thousands)	Payments due by period:
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Long-term debt	$585	171	260	154	—
Operating lease liabilities	5	5	—	—	—
Total	$590	176	260	154	—

Off-Balance Sheet Arrangements

As of June 30, 2026 and 2025, we did not have any material off-balance sheet arrangements.

Recent Developments

Repayment of Convertible Bonds

On May 29, 2026, Advasa Japan, the Company’s subsidiary, fully repaid the convertible bonds issued on November 16, 2022. The convertible bonds had an aggregate principal amount of ¥1,000,000 thousand, approximately $7,164 thousand, bore interest at 1.0% per annum, and were scheduled to mature on March 31, 2027.

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Inflation risk

Inflationary pressures have recently increased, and may continue to increase, the costs of labor, raw materials and other inputs for our products. We have experienced, and may continue to experience, higher than expected inflation, including escalating transportation, commodity and other supply chain costs and disruptions. If our costs are subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations or financial condition.

Liquidity risk

Liquidity risk is the risk that we will be unable to execute payments on the payment date when performing obligations to repay financial liabilities that come due. We monitor and maintain a level of cash and cash equivalents deemed adequate to finance our operation and to mitigate the effects of fluctuations in cash flow based on cashflow plans we prepare and maintain.

Market risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fair value of financial instruments as well as interest rates changes.

Interest Rate Risk

Our operations are interest rate sensitive. As the borrowing capability is adversely affected by increases in interest rates, a significant increase in interest rates may negatively affect the ability of borrowings to secure adequate financing. Higher interest rates could adversely affect our revenue, gross margin, and net income.

Credit risk

We hold cash in bank deposits financial institutions in Japan which are insured by the Deposit Insurance Corporation of Japan subject to certain limitations. We have not experienced any losses on such accounts and believe they are not exposed to any significant credit risk on cash and cash equivalents. Credit risk is also the risk of our incurring financial losses due to the default of contractual obligations by customers. We conduct credit management of customers in Japan based on their financial condition.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

Use of Estimates

Significant accounting estimates reflected in our consolidated financial statements include useful lives of intangible assets, impairment of long-lived assets, the carrying value of operating lease right-of-use assets, allowance for credit loss on accounts receivable, the valuation of equity-based compensation, and valuation allowance against net deferred tax assets. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our financial statements:

Foreign Currency Translation

We maintain our books and record in our local currency, Japanese YEN (“JP¥”), which is a functional currency as being the primary currency of the economic environment in which our operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

Our reporting currency is the United States Dollars (“US$”), and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive loss within the statements of changes shareholders’ deficit.

Accounts Receivable, Net

Accounts receivable primarily consist of the amounts billed and currently due from customers, net of an allowance for credit losses, if recorded. When we have an unconditional right to payment, subject only to the passage of time, the right is treated as receivable. Our accounts receivable balances are unsecured, bearing no interest. Fees billed in advance of the related contractual term represent contract liabilities and are presented as deferred revenue.

At each balance sheet date, we recognize an expected allowance for credit losses. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist.

The allowance estimate is derived from a review of our historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by us. We believe historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as our customers’ composition have remained constant.

We write off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery.

Leases

Leases are comprised of operating leases for office space. In accordance with FASB ASC Topic 842, Leases, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (ROU), current portion of operating lease liabilities, and non-current operating lease liabilities in the Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

For leases with terms greater than 12 months, we record a right-of-use asset and a lease liability representing the present value of future lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, or our collateralized incremental borrowing rate. The implicit rate within our leases is generally not determinable and, therefore, the incremental borrowing rate at lease commencement is utilized to determine the present value of lease payments. We estimate our incremental borrowing rate based on third-party lender quotes to obtain secured debt in a like currency for a similar asset over a timeframe similar to the term of the lease. For those contracts that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), we generally include both the lease costs and non-lease costs in the measurement of the lease asset and liability.

We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes. Lease expenses for our operating leases are recognized on a straight-line basis over the lease term except for variable lease costs, which are expensed as incurred.

Impairment or Disposal of Long-Lived Assets

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if the carrying amount is not recoverable when compared to our undiscounted cash flows, and the impairment loss is measured based on the difference between the carrying amount and fair value. Long-lived assets held for sales are reported at the lower of cost or fair value less costs to sell.

Jumpstart Our Business Startups Act of 2012

As a company with less than $1.235 billion in revenues during our last fiscal year, we qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act enacted in 2012 (the “JOBS Act”). As an emerging growth company, we expect to take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We may use these provisions until the last day of our fiscal year following the fifth anniversary of the completion of our offering pursuant to our Registration Statement (the “Registration Statement”) on Form S-1 (Registration No. 333-292013), which was declared effective by the Securities and Exchange Commission on August 11, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.07 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (ii) scaled executive compensation disclosures; and (iii) the requirement to provide only two years of audited financial statements, instead of three years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published Financial Statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effectuated by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

As of June 30, 2026, we identified three material weaknesses in our assessment of the effectiveness of disclosure controls and procedures. We have

(i) deficiencies in the segregation of duties,

(ii) deficiencies in the staffing of our financial accounting department and

(iii) limited checks and balances in processing cash and other transactions.

We are committed to improving our financial reporting processes. We plan on contracting with an outside-certified public accountant to assist us in maintaining our disclosure controls and procedures and the preparation of our financial statements for the foreseeable future. We also plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not effectively segregate certain accounting duties or have adequate staffing. We believe the foregoing actions would resolve these material weaknesses in disclosure controls and procedures. However, there can be no assurances as to the timing of any such actions or that we will be able to do so.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in our Registration Statement (the “Registration Statement”) on Form S-1 (Registration No. 333-292013), as amended, with Amendment No. 6 thereto filed with the Securities and Exchange Commission on July 13, 2026. You should carefully consider the risk factors we previously disclosed in the Registration Statement. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVASA HOLDINGS, INC.

Date: August 12, 2026	By:	/s/ Grady Ryther
Grady Ryther
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Katharyn Field
Katharyn Field
Chief Financial Officer
(Principal Financial and Accounting Officer)

